Form 10-K405
period 2001-12-31
MERRILL LYNCH DEPOSITOR INC PUBLIC STEERS SER 1999 REN C1 TR
filed 2002-01-17
CIK 1098635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

     For the fiscal year ended:                  Commission file number:
         DECEMBER 31, 2001                              333-64767

                          MERRILL LYNCH DEPOSITOR, INC.
            (ON BEHALF OF PUBLIC STEERS(R) SERIES 1999 REN-C1 TRUST)
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    13-3891329
          (State or other                             (I. R. S. Employer
          jurisdiction  of                            Identification No.)
           incorporation)

       WORLD FINANCIAL CENTER,                               10281
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

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

         Trustee's report in respect of the March 1, 2001 distribution to holders of the Public STEERS(R) Series 1999 REN-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on March 14, 2001.

         Trustee's report in respect of the September 1, 2001 distribution to holders of the Public STEERS(R) Series 1999 REN-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on September 18, 2001.





                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH DEPOSITOR, INC.

         Date:    01/14/02                       By:  /s/ Barry Finkelstein
                                                 Name:    Barry Finkelstein
                                                 Title:   President