Form 10-K
period 2003-12-31
MERRILL LYNCH DEPOSITOR INC PUBLIC STEERS SER 1999 REN C1 TR
filed 2004-01-26
CIK 1098635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

         For the fiscal year ended:                   Commission file number:
                 DECEMBER 31, 2003                            333-64767

                          MERRILL LYNCH DEPOSITOR, INC.
            (ON BEHALF OF PUBLIC STEERS(R) SERIES 1999 REN-C1 TRUST)
             (Exact name of registrant as specified in its charter)

                       DELAWARE                           13-3891329
                   (State or other                    (I. R. S. Employer
                   jurisdiction of                    Identification No.)
                    incorporation)

                WORLD FINANCIAL CENTER,                     10080
                  NEW YORK, NEW YORK                      (Zip Code)
                 (Address of principal
                  executive offices)

                           --------------------------

               Registrant's telephone number, including area code:
                                 (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PUBLIC STEERS(R)TRUST CERTIFICATES, SERIES 1999 REN-C1, LISTED ON THE NEW YORK STOCK EXCHANGE

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

             Not Applicable.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

             REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

             Trustee's report in respect of the March 1, 2003 distribution to holders of the Public STEERS(R) Series 1999 REN-C1 Trust Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on April 17, 2003.

             Trustee's report in respect of the September 1, 2003 distribution to holders of the Public STEERS(R) Series 1999 REN-C1 Trust Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on September 12, 2003.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        MERRILL LYNCH DEPOSITOR, INC.

             Date: 1/23/04                    By:    /s/ Barry Finkelstein
                                              Name:  Barry Finkelstein
                                              Title: President

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

Date: 1/23/04

/s/ Barry N. Finkelstein
Barry N. Finkelstein
Chief Executive Officer