Form 10-K
period 2005-12-31
MERRILL LYNCH DEPOSITOR INC PUBLIC STEERS SER 1999 REN C1 TR
filed 2006-03-30
CIK 1098635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                             -----------------------


         For the fiscal year ended:               Commission file number:
              December 31, 2005                          001-15485


                          MERRILL LYNCH DEPOSITOR, INC.
            (ON BEHALF OF PUBLIC STEERS(R) SERIES 1999 REN-C1 TRUST)
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             13-3891329
              (State or other                      (I. R. S. Employer
               jurisdiction of                     Identification No.)
               incorporation)

           WORLD FINANCIAL CENTER,                       10080
             NEW YORK, NEW YORK                       (Zip Code)
           (Address of principal
            executive offices)


                             -----------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

Public STEERS(R) Trust Certificates Series 1999 REN-C1, listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                       Yes [ ]                      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                       Yes [ ]                      No [X]

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

                       Yes [ ]                      No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                       Yes [ ]                      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

       PART I

       ITEM 1.   BUSINESS

                 For information with respect to the underlying securities held by Public STEERS(R) Series 1999 REN-C1 Trust, please refer to RenaissanceRe Holdings Ltd.'s (Commission file number 001-14428) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities guarantor has filed electronically with the SEC.

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

       ITEM 1A.  RISK FACTORS

                 Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities guarantor may file in its Exchange Act reports as referenced in Item 1 above.

                 IF THE UNDERLYING SECURITIES ARE REDEEMED PRIOR TO THEIR MATURITY DATE, YOU MAY NOT BE ABLE TO REINVEST YOUR REDEMPTION PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                 The yield you will realize on your trust certificates depends upon several factors, including:

                 o   the purchase price of the trust certificates,

                 o   when you acquire your trust certificates, and

                 o whether the underlying securities guarantor exercises its option to redeem the junior subordinated debentures.

                 The underlying securities guarantor has the option to redeem the junior subordinated debentures on or after March 1, 2007. If the underlying securities guarantor redeems the junior subordinated debentures, the underlying securities held by the trust will also be redeemed. Because the underlying securities guarantor has the right to redeem the junior subordinated debentures early, the depositor cannot assure you that the trust will be able to hold the underlying securities until their maturity date.

                 The yield you will realize on your trust certificates also depends upon whether a Special Event (as defined in the applicable prospectus supplement) occurs. We have not formulated an opinion as to the likelihood of a Special Event. If
                                        4

                 o a Special Event occurs and the underlying securities guarantor exercises its right to redeem all of the junior subordinated debentures,

                 o the underlying securities are paid or sold prior to maturity as a result of a default, or

                 o the underlying securities guarantor ceases to file reports under the Exchange Act,

                 the trust certificates and the underlying securities will have a shorter average maturity than if the underlying securities guarantor did not exercise its redemption right, or if no default had occurred or if the underlying securities guarantor had continued to file reports under the Exchange Act.

                 If the underlying securities are redeemed, the trust will redeem the trust certificates. Prevailing interest rates at the time of an early redemption may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvestment of your funds from an early redemption.

                 YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                 The trust has no significant assets other than the underlying securities. If the underlying securities are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                 THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                 Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities, the underlying securities guarantor or the underlying securities issuer. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                 (1) there is a payment default on any underlying securities,

                 (2) there is another type of default which accelerates the maturity of the underlying securities, or

                 (3) the underlying securities guarantor ceases to file Exchange
                     Act reports.

                 Under the first circumstance listed above, the trustee must sell the underlying securities, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                 THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTOR

                 The trust certificates represent interests in obligations of the underlying securities issuer and underlying securities guarantor. In particular, the trust certificates will be subject to all the risks associated with directly investing in the underlying securities guarantor's unsecured subordinated debt obligations.

                 The trust's right to direct action against the underlying securities guarantor to enforce the rights of the junior subordinated debentures holders is limited. If a Declaration Event of Default (as defined in the applicable prospectus supplement) occurs and is continuing, then underlying securities holders, including the trust, would rely on enforcement by the trustee of the junior subordinated debentures (the "Indenture Trustee") of their rights as holders of the junior subordinated debentures against the underlying securities guarantor. The holders of a majority in liquidation amount of the underlying securities have the right to direct the time, method and place of conducting any remedy proceeding available to the Indenture Trustee or to direct the exercise of any trust or power conferred upon the Indenture Trustee, including the Indenture Trustee's right to exercise remedies available to it as a junior subordinated debentures holder. If the Indenture Trustee fails to enforce its rights under the junior subordinated debentures, any underlying securities holder may directly institute a legal proceeding against the underlying securities guarantor to enforce the Indenture Trustee's rights under the junior subordinated debentures. The underlying securities holder does not have to first institute a legal proceeding against the Indenture Trustee or any other person or entity. If a Declaration Event of Default attributable to the underlying securities guarantor's failure to pay interest or principal on the junior subordinated debentures on the date payable has occurred and is continuing, then an underlying securities holder may also directly institute a proceeding for enforcement of payment of the principal of or interest on the junior subordinated debentures, having a principal amount equal to the aggregate liquidation amount of that holder's underlying securities, on or after the due date without first:

                 o directing the Indenture Trustee to enforce the terms of the junior subordinated debentures or

                 o instituting a legal proceeding against the underlying securities guarantor to enforce the Indenture Trustee's rights under the junior subordinated debentures.

                 The underlying securities guarantor would be subrogated to the rights of the underlying securities holder to the extent of any payments made by the underlying securities guarantor to the holder in any direct action. Consequently, the underlying securities guarantor will be entitled to amounts that an underlying securities holder receives in respect of any distribution that resulted from the holder bringing a direct action to the extent the underlying securities holder receives full payment on the unpaid distribution from the underlying securities issuer. Except as described above, underlying securities holders, such as the trust, will not be able to exercise directly any remedy available to junior subordinated debentures holders or to assert directly any other rights in respect of the junior subordinated debentures.

                 THE UNDERLYING SECURITIES GUARANTOR HAS THE ABILITY TO DEFER DISTRIBUTIONS PAYABLE TO THE TRUST

                 The underlying securities guarantor can, on one or more occasions, defer interest payments on the junior subordinated debentures for up to 10 consecutive semiannual interest periods, but not beyond the maturity date of the junior subordinated debentures. If the underlying securities guarantor defers interest payments on the junior subordinated debentures, the underlying securities issuer will defer distributions on the underlying securities. If the underlying securities issuer defers distributions on the underlying securities, the trust will defer distributions on the trust certificates during any deferral period. However, distributions will themselves accrue interest compounded semiannually. Prior to the termination of any deferral period, the underlying securities guarantor may further extend the deferment, but the total of all deferral periods must not exceed 10 consecutive semiannual interest periods or extend beyond the maturity date. Upon the termination of any deferral period and the payment of all amounts then due, the underlying securities guarantor may commence a new deferral period, subject to the above requirements. Should the underlying securities guarantor exercise its right to defer any payment of interest on the junior subordinated debentures, each underlying securities holder will be required to accrue interest income (as original issue discount) in respect of the deferred stated interest allocable to its share of the underlying securities for federal income tax purposes. As a result, the trust, as an underlying securities holder, would have to include this amount in gross income for United States federal income tax purposes prior to the receipt of any cash distributions. In addition, the trust would not receive cash from the underlying securities issuer related to this income if the trust disposes of the underlying securities prior to the record date on which distributions of these amounts are made. Also, because the underlying securities guarantor has the right to defer interest payments, the market price of the underlying securities (which represent an undivided beneficial interest in the junior subordinated debentures) may be more volatile than other similar securities where the issuer does not have the right to defer interest payments.

                 IF THE UNDERLYING SECURITIES GUARANTOR EXERCISES ITS OPTION TO DEFER INTEREST PAYMENTS ON THE JUNIOR SUBORDINATED DEBENTURES, THE TRUST MAY FACE ADVERSE TAX CONSEQUENCES

                 If the underlying securities guarantor exercises its option to defer payment of interest on the junior subordinated debentures, the underlying securities may trade at a price that does not fully reflect the value of accrued but unpaid interest of the underlying junior subordinated debentures. In the event of a deferral, the trust, as an underlying securities holder, must include the unpaid interest accrued on the junior subordinated debentures in income, as ordinary income accrued but unpaid, if the trust disposes of its underlying securities between distribution record dates for the underlying securities. The trust would also have to add this amount to its adjusted tax basis in its pro rata share of the underlying junior subordinated debentures deemed disposed of. To the extent the selling price is less than the trust's adjusted tax basis (which will include, in the form of original issue discount, or OID, all accrued but unpaid interest), the trust will recognize a capital loss. Subject to limited exceptions, capital losses cannot be applied to offset ordinary income for United States federal income tax purposes.

                 THE UNDERLYING SECURITIES GUARANTOR'S OBLIGATIONS UNDER THE JUNIOR SUBORDINATED DEBENTURES AND THE GUARANTEE ARE SUBORDINATED

                 The underlying securities guarantor's obligations under the junior subordinated debentures are subordinate and junior in right of payment to the underlying securities guarantor's Senior Indebtedness (as defined on in the applicable prospectus supplement). This means that the underlying securities guarantor cannot make any payments of principal (including redemption payments) or interest on the junior subordinated debentures if it defaults on a payment on its Senior Indebtedness or the maturity of any of its Senior Indebtedness has been accelerated because of a default.

                 The underlying securities guarantor's obligations under the guarantee rank

                 o subordinate and junior to all of the underlying securities guarantor's obligations;

                 o equal with the most senior preferred or preference stock previously issued or that the underlying securities guarantor may issue;

                 o equal with any guarantee that the underlying securities guarantor may offer in respect of any capital or preferred securities issued by other trusts to be established by the underlying securities guarantor that are similar to the underlying securities; and

                 o senior to the underlying securities guarantor's common stock.

                 There are no terms in the underlying securities, the junior subordinated debentures, the guarantee or the Indenture, dated as of March 7, 1997 as amended and supplemented from time to time, between the underlying securities guarantor and The Bank of New York, as Indenture Trustee (the "Indenture"), that limit the underlying securities guarantor's ability to incur additional indebtedness, including indebtedness that ranks senior to the junior subordinated debentures and the guarantee.

                 THE TRUST'S RIGHT TO DIRECT ACTION AGAINST THE UNDERLYING SECURITIES GUARANTOR FOR PAYMENT IS LIMITED

                 The guarantee of the underlying securities guarantor is qualified as an indenture under the Trust Indenture Act of 1939, as amended (the "Trust Indenture Act"). The trustee of the junior subordinated debentures, in addition to acting as indenture trustee under the Indenture, will act as indenture trustee under the guarantee for the purposes of compliance with the provisions of the Trust Indenture Act (the "Guarantee Trustee"). The Guarantee Trustee will hold the guarantee for the benefit of the underlying securities holders.

                 Pursuant to the guarantee, the underlying securities guarantor has guaranteed to the underlying securities holders the payment of

                 o any accrued and unpaid distributions that are required to be paid on the underlying securities, to the extent the underlying securities issuer has funds available for payment;

                 o the applicable redemption price of the underlying securities called for redemption, to the extent the underlying securities issuer has funds available for redemption; and

                 o upon a voluntary or involuntary dissolution or liquidation of the underlying securities issuer, the lesser of

                 o the aggregate of the liquidation amount and all accrued and unpaid distributions on the underlying securities to the date of the payment, to the extent the underlying securities issuer has funds available for payment, and

                 o the amount of the underlying securities issuer's assets remaining available for distribution to underlying securities holders upon the underlying security issuer's liquidation.

                 The holders of a majority in liquidation amount of the underlying securities have the right to direct the time, method and place of conducting any remedy proceeding available to the Guarantee Trustee or to direct the exercise of any trust or power the guarantee confers upon the Guarantee Trustee. If the Guarantee Trustee fails to enforce the guarantee, any underlying securities holder may directly institute a legal proceeding against the underlying securities guarantor to enforce the Guarantee Trustee's rights under the guarantee. The underlying securities holder does not have to first institute a legal proceeding against the underlying securities issuer, the Guarantee Trustee or any other person or entity.

                 If the underlying securities guarantor were to default on its obligation to pay amounts payable on the junior subordinated debentures, the underlying securities issuer would lack available funds for the payment of distributions or amounts payable on redemption of the underlying securities or otherwise. In that event, underlying securities holders would not be able to rely upon the guarantee for payment of these amounts. Instead, an underlying securities holder would rely on its enforcement of its right against the underlying securities guarantor to enforce payments on the junior subordinated debentures. Despite any payments made to an underlying securities holder by the underlying securities guarantor in connection with a direct action, the underlying securities guarantor shall remain obligated to pay the principal of (and premium, if any) and interest on the junior subordinated debentures. The underlying securities guarantor would be subrogated to the rights of the underlying securities holder to the extent of any payments made by the underlying securities guarantor to the holder in any direct action. Except as described above, underlying securities holders will not be able to exercise directly any remedy available to junior subordinated debentures holders or to assert directly any other rights in respect of the junior subordinated debentures.

                 THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                 At the time of issuance, Moody's and/or S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement.

                 Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that these ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

             Not Applicable.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

             Not Applicable.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

             (a)(1) Financial Statements: Not Applicable.

             (a)(2) Financial Statement Schedules: Not Applicable.

             (a)(3) List of Exhibits

             The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                 31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                 99.1. Trustee's Annual Compliance Certificate dated February 21, 2006.

                 99.2. Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 24, 2006, Registrant's Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 24, 2006 and PPLUS Minimum Servicing Standards.

                 99.3. Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, and The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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


                                             MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                         By: /s/ Stephan Kuppenheimer
                                                 -------------------------------
                                                  Name:   Stephan Kuppenheimer
                                                  Title:  President