Form 10-K
period 2006-12-31
MERRILL LYNCH DEPOSITOR INC PUBLIC STEERS SER 1999 REN C1 TR
filed 2007-03-26
CIK 1098635

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2006	001-15485
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PUBLIC STEERS® SERIES 1999 REN-C1 TRUST)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

WORLD FINANCIAL CENTER, NEW YORK, NEW YORK (Address of principal executive offices)	10080 (Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000
Securities registered pursuant to Section 12(b) of the Act:
Public STEERS® Trust Certificates Series 1999 REN-C1, listed on The New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not Applicable.
Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
None.
PART I
ITEM 1. BUSINESS
For information with respect to the underlying securities held by Public STEERS® Series 1999 REN-C1 Trust, please refer to RenaissanceRe Holdings Ltd.’s (Commission file number 001- 14428) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities guarantor has filed electronically with the SEC.
Although we have no reason to believe the information concerning the underlying securities, the junior subordinated debentures, the underlying securities issuer or the underlying securities guarantor contained in the underlying securities guarantor’s Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities issuer or the underlying securities guarantor (including, without limitation, no investigation as to their respective financial condition or creditworthiness) or of the underlying securities or junior subordinated debentures has been made. You should obtain and evaluate the same information concerning the underlying securities issuer and the underlying securities guarantor as you would obtain and evaluate if your investment were directly in the underlying securities, junior subordinated debentures or in other securities issued by the underlying securities issuer or the underlying securities guarantor. There can be no assurance that events affecting the underlying securities, junior subordinated debentures, the underlying securities issuer or the underlying securities guarantor have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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
The yield you will realize on your trust certificates depends upon several factors, including:
•	the purchase price of the trust certificates,

•	when you acquire your trust certificates, and

•	whether the underlying securities guarantor exercises its option to redeem the junior subordinated debentures.
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

•	a Special Event occurs and the underlying securities guarantor exercises its right to redeem all of the junior subordinated debentures,

•	the underlying securities are paid or sold prior to maturity as a result of a default, or

•	the underlying securities guarantor ceases to file reports under the Exchange Act,
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
Under the first circumstance listed above, the trustee must sell the underlying securities, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee’s sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTOR
The trust certificates represent interests in obligations of the underlying securities issuer and underlying securities guarantor. In particular, the trust certificates will be subject to all the risks associated with directly investing in the underlying securities guarantor’s unsecured subordinated debt obligations.
The trust’s right to direct action against the underlying securities guarantor to enforce the rights of the junior subordinated debentures holders is limited. If a Declaration Event of Default (as defined in the applicable prospectus supplement) occurs and is continuing, then underlying securities holders, including the trust, would rely on enforcement by the trustee of the junior subordinated debentures (the “Indenture Trustee”) of their rights as holders of the junior subordinated debentures against the underlying securities guarantor. The holders of a majority in liquidation amount of the underlying securities have the right to direct the time, method and place of conducting any remedy proceeding available to the Indenture Trustee or to direct the exercise of any trust or power conferred upon the Indenture Trustee, including the Indenture Trustee’s right to exercise remedies available to it as a junior subordinated debentures holder. If the Indenture Trustee fails to enforce its rights under the junior subordinated debentures, any underlying securities holder may directly institute a legal proceeding against the underlying securities guarantor to enforce the Indenture Trustee’s rights under the junior subordinated debentures. The underlying securities holder does not have to first institute a legal proceeding against the Indenture Trustee or any other person or entity. If a Declaration Event of Default attributable to the underlying securities guarantor’s failure to pay interest or principal on the junior subordinated debentures on the date payable has occurred and is continuing, then an underlying securities holder may also directly institute a proceeding for enforcement of payment of the principal of or interest on the junior subordinated debentures, having a principal amount equal to the aggregate liquidation amount of that holder’s underlying securities, on or after the due date without first:
•	directing the Indenture Trustee to enforce the terms of the junior subordinated debentures or

•	instituting a legal proceeding against the underlying securities guarantor to enforce the Indenture Trustee’s rights under the junior subordinated debentures.

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
If the underlying securities guarantor exercises its option to defer payment of interest on the junior subordinated debentures, the underlying securities may trade at a price that does not fully reflect the value of accrued but unpaid interest of the underlying junior subordinated debentures. In the event of a deferral, the trust, as an underlying securities holder, must include the unpaid interest accrued on the junior subordinated debentures in income, as ordinary income accrued but unpaid, if the trust disposes of its underlying securities between distribution record dates for the underlying securities. The trust would also have to add this amount to its adjusted tax basis in its pro rata share of the underlying junior subordinated debentures deemed disposed of. To the extent the selling price is less than the trust’s adjusted tax basis (which will include, in the form of original issue discount, or OID, all accrued but unpaid interest), the trust will recognize a capital loss. Subject to limited exceptions, capital losses cannot be applied to offset ordinary income for United States federal income tax purposes.
THE UNDERLYING SECURITIES GUARANTOR’S OBLIGATIONS UNDER THE JUNIOR SUBORDINATED DEBENTURES AND THE GUARANTEE ARE SUBORDINATED
The underlying securities guarantor’s obligations under the junior subordinated debentures are subordinate and junior in right of payment to the underlying securities guarantor’s Senior Indebtedness (as defined on in the applicable prospectus supplement). This means that the underlying securities guarantor cannot make any payments of principal (including redemption payments) or interest on the junior subordinated debentures if it defaults on a payment on its Senior Indebtedness or the maturity of any of its Senior Indebtedness has been accelerated because of a default.
The underlying securities guarantor’s obligations under the guarantee rank
•	subordinate and junior to all of the underlying securities guarantor’s obligations;

•	equal with the most senior preferred or preference stock previously issued or that the underlying securities guarantor may issue;

•	equal with any guarantee that the underlying securities guarantor may offer in respect of any capital or preferred securities issued by other trusts to be established by the underlying securities guarantor that are similar to the underlying securities; and

•	senior to the underlying securities guarantor’s common stock.

There are no terms in the underlying securities, the junior subordinated debentures, the guarantee or the Indenture, dated as of March 7, 1997 as amended and supplemented from time to time, between the underlying securities guarantor and The Bank of New York, as Indenture Trustee (the “Indenture”), that limit the underlying securities guarantor’s ability to incur additional indebtedness, including indebtedness that ranks senior to the junior subordinated debentures and the guarantee.
THE TRUST’S RIGHT TO DIRECT ACTION AGAINST THE UNDERLYING SECURITIES GUARANTOR FOR PAYMENT IS LIMITED
The guarantee of the underlying securities guarantor is qualified as an indenture under the Trust Indenture Act of 1939, as amended (the “Trust Indenture Act”). The trustee of the junior subordinated debentures, in addition to acting as indenture trustee under the Indenture, will act as indenture trustee under the guarantee for the purposes of compliance with the provisions of the Trust Indenture Act (the “Guarantee Trustee”). The Guarantee Trustee will hold the guarantee for the benefit of the underlying securities holders.
Pursuant to the guarantee, the underlying securities guarantor has guaranteed to the underlying securities holders the payment of
•	any accrued and unpaid distributions that are required to be paid on the underlying securities, to the extent the underlying securities issuer has funds available for payment;

•	the applicable redemption price of the underlying securities called for redemption, to the extent the underlying securities issuer has funds available for redemption; and

•	upon a voluntary or involuntary dissolution or liquidation of the underlying securities issuer, the lesser of

•	the aggregate of the liquidation amount and all accrued and unpaid distributions on the underlying securities to the date of the payment, to the extent the underlying securities issuer has funds available for payment, and

•	the amount of the underlying securities issuer’s assets remaining available for distribution to underlying securities holders upon the underlying security issuer’s liquidation.

The holders of a majority in liquidation amount of the underlying securities have the right to direct the time, method and place of conducting any remedy proceeding available to the Guarantee Trustee or to direct the exercise of any trust or power the guarantee confers upon the Guarantee Trustee. If the Guarantee Trustee fails to enforce the guarantee, any underlying securities holder may directly institute a legal proceeding against the underlying securities guarantor to enforce the Guarantee Trustee’s rights under the guarantee. The underlying securities holder does not have to first institute a legal proceeding against the underlying securities issuer, the Guarantee Trustee or any other person or entity.
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
THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE
At the time of issuance, Moody’s and/or S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement.
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
None.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Trust Certificates issued by Public STEERS® Series 1999 REN-C1 Trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on the New York Stock Exchange.
ITEM 6. SELECTED FINANCIAL DATA
Not Applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Not Applicable.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1	Certification of Vice President of Registrant dated March 26, 2007, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

99.1.	Trustee’s Annual Compliance Certificate dated March 22, 2007.

99.2.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 26, 2007, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 26, 2007 and PPLUS Minimum Servicing Standards.

99.3.	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated March 1, 2007, and The Bank of New York’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 1, 2007 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 26, 2007	By:	/s/ Jason Liddell
		Name:	Jason Liddell
		Title:	Vice President